Form 10-K/A
period 1993-12-31
RELIANCE INSURANCE CO
filed 1994-04-21
CIK 83053

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM ________ TO _____

                         COMMISSION FILE NUMBER 1-7577

                          RELIANCE INSURANCE COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 PENNSYLVANIA                           23-0580680
         (STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER
        OF INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)


               4 PENN CENTER PLAZA
                PHILADELPHIA, PA                            19103
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (215) 864-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                          ON WHICH REGISTERED
     -------------------                          ---------------------

     $2.68 Series A Cumulative                    Philadelphia Stock Exchange
     Preferred Stock, $1.00 Par Value

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No
                                               -----        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 1994, 44,586,703 shares of the common stock of Reliance Insurance Company were outstanding, none of which was held by nonaffiliates.

     As of march 15, 1994, 1,069,144 shares of Preferred Stock of Reliance Insurance Company having market value of $28,599,602 were held by nonaffiliates of Reliance Insurance Company.

                     DOCUMENTS INCORPORATED BY REFERENCE:

        (1) Reliance Insurance Company 1993 Annual Report--Parts I, II and IV.

        (2) Definitive Information Statement of Reliance Insurance Company for the Annual Meeting of Stockholders to be held May 31, 1994--
            Part III.

================================================================================

        The Registrant hereby amends the cover page of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993 to reflect that the reference to the fiscal year ended December 31, 1992 is changed to the fiscal year ended December 31, 1993. The complete text of such amended cover page is set forth on the following page.

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 1-7577

                          RELIANCE INSURANCE COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              PENNSYLVANIA                             23-0580680
      (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

           4 PENN CENTER PLAZA
            PHILADELPHIA, PA                              19103
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (215) 864-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                            ON WHICH REGISTERED
   -------------------                            ---------------------

   $2.68 Series A Cumulative                      Philadelphia Stock Exchange
   Preferred Stock, $1.00 Par Value

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No
                                                ------      ------

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of March 15, 1994, 44,586,703 shares of the common stock of Reliance Insurance Company were outstanding, none of which was held by nonaffiliates.

        As of march 15, 1994, 1,069,144 shares of Preferred Stock of Reliance Insurance Company having market value of $28,599,602 were held by nonaffiliates of Reliance Insurance Company.

                     DOCUMENTS INCORPORATED BY REFERENCE:

        (1) Reliance Insurance Company 1993 Annual Report--Parts I, II and IV.

        (2) Definitive Information Statement of Reliance Insurance Company for the Annual Meeting of Stockholders to be held May 31, 1994--
            Part III.

================================================================================

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of April, 1994.



                                        RELIANCE INSURANCE COMPANY


                                        By: /s/ Robert M. Steinberg
                                            ____________________________

                                                 Robert M. Steinberg
                                                Chairman of the Board
                                            and Chief Executive Officer