Form 10-Q
period 1994-03-31
RELIANCE INSURANCE CO
filed 1994-05-16
CIK 83053

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

     (Mark One)
         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     --------
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1994

                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     --------
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _____________To______________

                         Commission File Number 1-7577


                          RELIANCE INSURANCE COMPANY
            (Exact name of registrant as specified in its charter)

                       Pennsylvania                23-0580680
              (State or other jurisdiction      (I.R.S. Employer
            of incorporation or organization)  Identification No.)


                       4 Penn Center Plaza
                    Philadelphia, Pennsylvania            19103
             (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:   (215) 864-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                       --------   --------

As of May 2, 1994, 44,586,703 shares of common stock of Reliance Insurance Company were outstanding.

                  RELIANCE INSURANCE COMPANY AND SUBSIDIARIES

                                   I N D E X
                                   ---------


                                                                       Page
                                                                        No.
                                                                       ----
 PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

     Consolidated Statement of Income for the Quarters Ended
       March 31, 1994 and 1993 (Unaudited).............................  2

     Consolidated Balance Sheet at March 31, 1994 (Unaudited) and
       December 31, 1993...............................................  3

     Consolidated Statement of Changes in Common Shareholder's Equity
       for the Quarter Ended March 31, 1994 (Unaudited)................  4

     Consolidated Condensed Statement of Cash Flows for the Quarters
       Ended March 31, 1994 and 1993 (Unaudited).......................  5

     Notes to Consolidated Financial Statements (Unaudited)............  6

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................  8

  PART II.  OTHER INFORMATION, AS APPLICABLE........................... 14

  SIGNATURES........................................................... 15

RELIANCE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


Quarter Ended March 31                                                          1994              1993
                                                                            --------          --------
(In thousands)

Revenues:
Premiums earned...........................................................  $685,885          $550,028
Net investment income.....................................................    62,650            65,334
Gain on sales of investments..............................................     3,637            35,582
Other.....................................................................    31,475            27,120
                                                                            --------          --------
                                                                             783,647           678,064
                                                                            --------          --------
Claims and expenses:
Policy claims and settlement expenses.....................................   368,574           297,856
Policy acquisition costs..................................................   103,173            81,404
Other insurance expenses..................................................   255,631           214,118
Other.....................................................................    32,280            28,112
                                                                            --------          --------
                                                                             759,658           621,490
                                                                            --------          --------

Income before income taxes and equity in investee company.................    23,989            56,574
Provision for income taxes................................................    (7,160)          (20,367)
Equity in investee company................................................     2,285             1,500
                                                                            --------          --------
Income before cumulative effect of change in accounting
 for income taxes.........................................................    19,114            37,707

Cumulative effect of change in accounting for income taxes................         -            24,335
                                                                            --------          --------
Net income................................................................  $ 19,114          $ 62,042
                                                                            ========          ========

See notes to consolidated financial statements

RELIANCE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                 March 31  December 31
ASSETS                                                                               1994         1993
- - ------                                                                         ----------   ----------
(Dollars in thousands, except per-share amounts)
Marketable securities:
  Fixed maturities held for investment - at amortized cost
   (quoted market $1,130,603 and $973,113)...................................  $1,167,246   $  936,643
  Fixed maturities available for sale - at quoted market
   (cost $1,913,130 and $1,856,969)..........................................   1,927,367    1,944,099
  Equity securities - at quoted market (cost $422,617
   and $458,217).............................................................     475,538      547,173
  Short-term investments.....................................................     183,315      372,507
Cash.........................................................................      52,904       61,897
Premiums receivable..........................................................   1,072,543      963,570
Other accounts and notes receivable..........................................     129,387      124,902
Reinsurance recoverables.....................................................   2,709,905    2,573,688
Federal and foreign income taxes, including deferred taxes...................     145,255      129,149
Investments in real estate - at cost, less accumulated
 depreciation...............................................................      279,099      277,326
Investment in investee company...............................................     161,079      157,016
Deferred policy acquisition costs............................................     183,373      178,129
Other assets.................................................................     301,099      302,298
                                                                               ----------   ----------
                                                                               $8,788,110   $8,568,397
                                                                               ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Unearned premiums............................................................  $1,320,753   $1,276,331
Unpaid claims and related expenses...........................................   5,459,645    5,253,137
Accounts payable and accrued expenses........................................     564,180      613,816
Reinsurance ceded premiums payable...........................................     296,674      206,373
Term loans and short-term debt...............................................      21,459       20,373
                                                                               ----------   ----------
                                                                                7,662,711    7,370,030
                                                                               ----------   ----------
Contingencies and commitments

Preferred shareholders' equity:
  Redeemable preferred stock, par value $1 per share,
   4,000,000 shares authorized, 1,075,114 shares issued
   and outstanding - at redemption value.....................................      26,877       26,877
                                                                               ----------   ----------
Common shareholder's equity:
  Common stock, par value $1 per share, 60,000,000 shares
   authorized, 44,586,703 shares issued and outstanding......................      44,587       44,587
  Additional paid-in capital.................................................     691,878      692,237
  Retained earnings..........................................................     333,704      335,374
  Net unrealized gain on investments.........................................      44,911      115,023
  Net unrealized loss on foreign currency translation........................     (16,558)     (15,731)
                                                                               ----------   ----------
                                                                                1,098,522    1,171,490
                                                                               ----------   ----------
                                                                               $8,788,110   $8,568,397
                                                                               ==========   ==========

See notes to consolidated financial statements

RELIANCE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                        Net
                                                                                 Unrealized
                                                                            Net     Loss on
                                               Additional            Unrealized     Foreign         Common
                                       Common     Paid-In  Retained     Gain on    Currency  Shareholder's
                                        Stock     Capital  Earnings Investments Translation         Equity
                                      -------  ----------  -------- ----------- -----------  -------------
(In thousands)
Balance, December 31, 1993..........  $44,587    $692,237  $335,374    $115,023    $(15,731)    $1,171,490

Transactions of investee
 company ...........................                 (359)                2,229                      1,870

Net income..........................                         19,114                                 19,114

Dividends:
  Preferred stock...................                           (720)                                  (720)
  Common stock......................                        (20,064)                               (20,064)

Depreciation after deferred
 income taxes.......................                                    (72,341)                   (72,341)

Foreign currency translation........                                                   (827)          (827)
                                      -------    --------  --------    --------    --------     ----------
BALANCE, MARCH 31, 1994.............  $44,587    $691,878  $333,704    $ 44,911    $(16,558)    $1,098,522
                                      =======    ========  ========    ========    ========     ==========

See notes to consolidated financial statements

RELIANCE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)


Quarter Ended March 31                                                1994                1993
                                                                  --------            --------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES......................         $84,788             $(4,432)
                                                                  --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of fixed maturities available for sale..............          58,028              37,587
Sales of fixed maturities held for investment.............           4,791                   -
Redemptions of fixed maturities available for sale........           6,678              46,925
Redemptions of fixed maturities held for investment.......           8,643              25,833
Sales of equity securities................................         117,344             259,138
Sales of short-term investments - net.....................         193,366             210,830
Purchases of fixed maturities available for sale..........        (141,732)           (217,884)
Purchases of fixed maturities held for investment.........        (229,619)           (218,554)
Purchases of equity securities............................         (80,335)            (95,680)
Other - net...............................................         (11,247)            (11,240)
                                                                  --------            --------
                                                                   (74,083)             36,955
                                                                  --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends.................................................         (20,784)            (40,938)
Increase in term loans and short-term debt - net..........           1,086               1,570
                                                                  --------            --------
                                                                   (19,698)            (39,368)
                                                                  --------            --------
Decrease in cash..........................................          (8,993)             (6,845)
Cash, beginning of period.................................          61,897              58,937
                                                                  --------            --------
Cash, end of period.......................................        $ 52,904            $ 52,092
                                                                  ========            ========

See notes to consolidated financial statements

  RELIANCE INSURANCE COMPANY AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



  1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals, except in 1994 for the effect of the adoption of Statement of Financial Accounting Standards No. 112 as described in note 4 herein) considered necessary to present fairly the financial position at March 31, 1994, and the results of operations, changes in common shareholder's equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

  For a summary of significant accounting policies (which have not changed from December 31, 1993, except as described in note 4 herein) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


  2.  EQUITY IN INVESTEE COMPANY

  Equity income in Zenith National Insurance Corp. was $2.3 million for the quarter ended March 31, 1994 compared to $1.5 million in the corresponding 1993 period.

  Summarized financial information for Zenith National Insurance Corp. is as follows:

Quarter Ended March 31                         1994      1993
- - ----------------------                       --------  --------
(In thousands, except per-share amounts)
 Revenues..................................  $138,252  $143,256
 Net income................................     8,200    12,600
 Net income per share......................      0.43      0.66

  3.  REINSURANCE

  The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                              Quarter Ended March 31
                   ------------------------------------------
                           1994                  1993
                   --------------------  --------------------
                    Premiums   Premiums   Premiums   Premiums
                     Written     Earned    Written     Earned
                   ---------  ---------  ---------  ---------
   Direct......... $ 711,679  $ 678,463  $ 666,678  $ 628,397
   Assumed........    89,931     79,306     79,500     70,287
   Ceded..........  (305,252)  (297,115)  (285,636)  (335,177)
                   ---------  ---------  ---------  ---------
   Net Premiums... $ 496,358  $ 460,654  $ 460,542  $ 363,507
                   =========  =========  =========  =========

  The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                    Quarter Ended March 31
                                                    ----------------------
                                                        1994          1993
                                                    --------      --------
     Gross........................................  $589,730      $480,267
     Reinsurance recoveries.......................  (241,350)     (199,003)
                                                    --------      --------
     Net policy claims and settlement expenses....  $348,380      $281,264
                                                    ========      ========

  4.  ADOPTION OF NEW ACCOUNTING STANDARD

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The adoption of this Statement had no material effect on the Company's consolidated financial position or results of operations.

  RELIANCE INSURANCE COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS



  OVERVIEW

  Net income was $19.1 million in the first quarter of 1994 compared to $62.0 million in the corresponding 1993 period, which included income of $24.3 million resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The decline in net income in 1994 also reflects substantially lower realized gains from sales of investments.

  PROPERTY AND CASUALTY INSURANCE OPERATIONS

  Net premiums written and net premiums earned were $496.4 million and $460.7 million in the first three months of 1994 compared to $460.5 million and $363.5 million in the corresponding prior-year period. Net premiums written and net premiums earned in the first quarter of 1993 were reduced by $40.3 million and $85.9 million, respectively, for premiums ceded under certain quota share treaties which were not renewed.

  Underwriting losses for the three-month period ended March 31, 1994, were $44.4 million compared to $44.1 million in the corresponding 1993 period. Underwriting losses in standard commercial lines (which includes personal lines) and specialty commercial lines were $43.0 million and $1.4 million, respectively, in the first quarter of 1994. In the corresponding 1993 period, standard commercial lines had an underwriting loss of $50.9 million and specialty commercial lines had an underwriting profit of $6.8 million. Underwriting results for both standard commercial and specialty commercial lines in 1994 reflect a higher level of costs resulting from catastrophes.
  The cost of catastrophes in the first quarter of 1994 was $28.7 million ($89.5 million before reinsurance), arising primarily from the January 1994 California earthquake and severe winter storms in the eastern and midwestern regions of the country. Catastrophe losses in the first quarter of 1993 were $17.5 million ($56.1 million before reinsurance). The effects of higher catastrophe losses in 1994 were offset by improved loss experience in standard commercial lines, as well as lower underwriting losses from involuntary pools which declined to $5.8 million in the first three months of 1994 from $10.8 million in the corresponding 1993 period. The combined ratio (calculated on a GAAP basis), after policyholders' dividends, was 109.1% in the first quarter of 1994 compared to 112.2% in the corresponding 1993 period. Excluding the effects of catastrophes, the combined ratio was 102.9% in the first quarter of 1994 compared to 107.4% in the corresponding 1993 period.

  In 1989, the California Department of Insurance notified United Pacific Insurance Company, one of the Company's California subsidiaries, which writes business in California, that under Proposition 103, profits generated by current rates exceeded the Department's rates for a fair and reasonable return by approximately $10.0 million.

  Since then, there have been several administrative hearings on rate rollback
  and several different regulations issued.   In February 1993, a Los Angeles
  Superior Court declared several sections of the regulations invalid and enjoined the enforcement of the regulations. In June 1993, the California Supreme Court agreed to hear the appeal from this decision. The regulations, if ultimately adopted and upheld, could result in the Company having to make a refund to policyholders possibly in excess of the amount specified in the Department's 1989 notice. The Company's property and casualty insurance subsidiaries have not earned underwriting profits in California in the past five years. The Company believes that even after considering investment income, total returns in California have been less than what would be considered "fair." The Company will contest vigorously any unreasonable premium rollback determination by the California Insurance Department. Accordingly, the Company believes that it is probable that its premium revenues will not be subject to a refund which would have a material effect on the results of operations or financial condition of the Company.

  From time to time, other states have considered adopting legislation or regulations which could adversely affect the manner in which the Company sets rates for policies of insurance, particularly as they relate to personal lines. No assurance can be given as to what effect the adoption of any such legislation or regulation would have on the ability of the Company to raise its rates. However, since the Company is transferring or running off its personal lines business and, as a result, has substantially withdrawn from personal lines, the Company believes that these initiatives will not have a material effect on its on-going business.

  PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

  Net investment income of the property and casualty insurance operations was $56.0 million in the first quarter of 1994 compared to $59.5 million in the corresponding 1993 period. The decline in net investment income resulted from lower yields in the fixed maturity investment portfolio, the effects of which were partially offset by growth in the size of the average fixed maturity investment portfolio. The growth in the size of the average fixed maturity investment portfolio reflects the reinvestment of proceeds from the sales of equity securities.

  Gains on sales of investments were $3.2 million in the first three months of 1994 compared to $34.3 million in the first three months of 1993. Gains on sales of investments during the 1993 period primarily resulted from sales of convertible preferred and common stocks.

  TITLE INSURANCE OPERATIONS

  Premiums and fees increased in the first quarter of 1994 to $225.2 million from $186.5 million in the corresponding 1993 period. The increase in premiums and fees resulted from increased residential refinancing activity, which began in March 1993, as well as increased new and existing home sales. As a result of recent increases in mortgage interest rates, it is not expected that the increase in residential refinancing activity will continue.

  Agency commissions represent the portion of premiums retained by agents pursuant to the terms of their agency contracts and are the title insurance operations' single largest expense. Agency commissions were $110.0 million in the first quarter of 1994 compared to $94.8 million in the first quarter of 1993. Agency commissions as a percentage of agency premiums declined in the first quarter of 1994 when compared to the corresponding 1993 period, principally reflecting a shift in premiums to those regions where agency commissions are generally lower. Other expenses of the title insurance operations include personnel costs relating to marketing activities, title searches, information gathering on specific properties and preparation of insurance policies, as well as costs associated with the maintenance of title plants. Other expenses increased to $93.6 million in the first three months of 1994 from $76.1 million in the corresponding 1993 period, reflecting greater activity in the title insurance operations. The expense ratio of the title insurance operations (which includes agency commissions) declined to 89.8% in the first quarter of 1994 from 91.5% in the first quarter of 1993. This decline results principally from the lower percentage of agency commissions to agency premiums. The provision for claim losses increased to $20.2 million in the first quarter of 1994 from $16.6 million in the first quarter of 1993 reflecting premium growth.

  INVESTMENT PORTFOLIO

  At March 31, 1994, the Company's investment portfolio aggregated $3.69 billion (at cost), of which 11% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. At March 31, 1994, no one issuer comprised more than 2.5% of the fixed maturity and short-term investment portfolio. Furthermore, the Company holds virtually no investments in commercial real estate mortgages in its investment portfolio. Purchases of fixed maturity securities are researched individually based on in-depth analysis and objective predetermined investment criteria and the portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

  The Company invests primarily in investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At March 31,

  1994, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $448.5 million (13% of the fixed income portfolio) and $126.2 million (4% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade securities are classified as "available for sale" and, accordingly, are carried at quoted market value.


  OTHER OPERATIONS

  The Company's consulting and technical services operations provide services in the information technology and energy and environmental fields. Revenues for these operations were $31.5 million in the first three months of 1994 compared to $27.1 million in the corresponding 1993 period. Operating expenses incurred by these operations were $30.7 million in the first three months of 1994 compared to $26.3 million in the corresponding 1993 period. Revenues and expenses of these operations are included in other revenues and other expenses in the accompanying statement of income.

  At March 31, 1994, the Company's real estate holdings had a carrying value of $279.1 million, which includes 11 shopping centers with an aggregate carrying value of $132.3 million, office buildings and other commercial properties, with an aggregate carrying value of $91.6 million, and undeveloped land with a carrying value of $55.2 million.

  LIQUIDITY AND CAPITAL RESOURCES

  The Insurance Law of Pennsylvania, where Reliance Insurance Company (the Company's principal property and casualty insurance subsidiary) is domiciled, was amended in February 1994 (effective immediately) to establish a new test limiting the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such test, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income, but in no event to exceed the amount of unassigned funds, which are defined as "undistributed, accumulated surplus including net income and unrealized gains since the organization of the insurer". In addition, the Pennsylvania law specifies factors to be considered by the Pennsylvania Insurance Department to allow it to determine that statutory surplus after the payment of dividends is reasonable in relation to an insurance company's outstanding liabilities and adequate for its financial needs. Such factors include the size of the company, the extent to which its business is diversified among several lines of insurance, the number and size of risks insured, the nature and extent of the company's reinsurance and the adequacy of the company's reserves. The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings, competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies.

  In the first quarter of 1994, Reliance Insurance Company determined that it has become subject to the dividend payment laws of California because it has become a "commercially domiciled" California insurer. California law provides that an insurer is commercially domiciled if during the three preceding years (taken together) the insurer has written more premium in California than it has written in its state of domicile and the amount of premium written in California is in excess of 20% of the insurer's countrywide written premium. For the three preceding years, Reliance Insurance Company's written premium in California represents 20.4% of its countrywide written premium. By writing California business in its California domestic subsidiary, the Company anticipates the percentage of Reliance Insurance Company's countrywide premium written in California will decrease in the future. The California laws that limit the maximum amount of dividends which may be paid without approval by the California Insurance Department and specify the factors to be considered by the California Insurance Department to determine if the payment of the dividend is reasonable in relation to an insurance company's outstanding liabilities and financial needs are substantially the same as the laws of Pennsylvania. As in Pennsylvania, the California Insurance Department has broad discretion to limit the payment of dividends by insurance companies.

  Total common and preferred stock dividends paid by Reliance Insurance Company during the first three months of 1994, were $20.8 million ($20.1 million for common stock). During 1994, $126.8 million would be available for dividend payments by Reliance Insurance Company based upon the new dividend test under Pennsylvania Law.

  There is no assurance that Reliance Insurance Company will meet the tests in effect from time to time under Pennsylvania or California law for the payment of dividends without prior Insurance Department approvals or that any requested approvals will be obtained. However, Reliance Insurance Company has been advised by the California Insurance Department that any required prior approval will be based on the financial stability of the Company, and by the Pennsylvania Insurance Department that any required prior approval will be based upon a solvency standard and will not be unreasonably withheld.

  For the three months ended March 31, 1994, the Company generated $84.8 million of cash flow from operating activities compared to an operating cash flow deficiency of $4.4 million in the corresponding 1993 period. The improvement in operating cash flow reflects an increase in reinsurance ceded premiums payable and $11.5 million of state and local tax refunds received in the first quarter of 1994. In the corresponding 1993 period, the Company made state and local tax payments of $30.0 million related to the 1992 sale of Frank B. Hall & Co. Inc.

  The Company utilized $74.1 million of cash flow from investing activities for the three months ended March 31, 1994. For the three months ended March 31, 1993, the Company generated $37.0 million of cash flow from investing activities. Net purchases of marketable securities utilized cash flow of $62.8 million in 1994 while net sales of marketable securities generated $48.2 million of cash flow in the corresponding 1993 period. In the first quarter of 1994, the Company sold $4.8 million of a fixed maturity investment classified as held for investment. This sale was in response to a deterioration in the issuer's creditworthiness.

  The Company utilized $19.7 million and $39.4 million of cash flow from financing activities for the three months ended March 31, 1994 and 1993, respectively. Cash was utilized primarily to pay common and preferred stock dividends.

  The National Association of Insurance Commissioners has adopted a risk-based capital requirement for the property and casualty insurance industry which becomes effective in 1995 (based on 1994 financial results). Risk-based capital refers to the determination of the amount of statutory capital required for an insurer based on the risks assumed by the insurer (including, for example, investment risks, credit risks relating to reinsurance recoverables and underwriting risks) rather than just the amount of net premiums written by the insurer. A formula that applies prescribed factors to the various risk elements in an insurer's business would be used to determine the minimum statutory capital requirement for the insurer. An insurer having less statutory capital than the formula calculates would be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. Although the regulations governing risk-based capital are not effective until 1995 (based on 1994 financial results), the Company has calculated that its capital exceeds the risk-based capital that would be required if the formula was currently in effect (based on 1993 financial results). Management cannot predict the ultimate impact of risk-based capital requirements on the Company's competitive position and its resulting capital requirements.

  Maintaining appropriate levels of statutory surplus is considered important by the Company's management , state insurance regulatory authorities, and the agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory capital and surplus could result in increased scrutiny or, in some cases, action taken by state regulatory authorities and/or downgrades in an insurers' ratings.

  RELIANCE INSURANCE COMPANY AND SUBSIDIARIES

  PART II.  OTHER INFORMATION



  Item 6.  Exhibits and Reports on Form 8-K.
           --------------------------------

      (a)  Exhibits.
           --------

           10.1 Second Amendment, dated as of March 31, 1994, to Employment Agreement, dated as of January 1, 1992, between Reliance Insurance Company and Saul P. Steinberg.

           10.2 First Amendment, dated as of March 31, 1994, to Employment Agreement, dated as of January 1, 1994, between Reliance Insurance Company and Robert M. Steinberg.

      (b)  Reports on Form 8-K.
           -------------------

           No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                                  SIGNATURES
                                  ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RELIANCE INSURANCE COMPANY
                                         --------------------------
                                                (Registrant)


  Date:   May 13, 1994                   /s/ Jerome H. Carr
          ------------                   --------------------------
                                         Jerome H. Carr
                                         Senior Vice President
                                         and Chief Financial Officer