Form 10-Q
period 1994-06-30
RELIANCE INSURANCE CO
filed 1994-08-15
CIK 83053

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
  X
- - -----          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1994

                                      OR

_____          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From__________ To__________


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

As of August 1, 1994, 44,586,703 shares of common stock of Reliance Insurance Company were outstanding.

                  RELIANCE INSURANCE COMPANY AND SUBSIDIARIES

                                   I N D E X
                                   ---------


                                                                   Page
                                                                    No.
                                                                   ----


PART I.  FINANCIAL INFORMATION:
  Item 1.  Financial Statements

     Consolidated Statement of Income for the Quarters and Six-Month
       Periods Ended June 30, 1994 and 1993 (Unaudited).............  2

     Consolidated Balance Sheet at June 30, 1994 (Unaudited) and
       December 31, 1993............................................  3

     Consolidated Statement of Changes in Common Shareholder's Equity
       for the Six-Month Period Ended June 30, 1994 (Unaudited).....  4

     Consolidated Condensed Statement of Cash Flows for the Six-Month
       Periods Ended June 30, 1994 and 1993 (Unaudited).............  5

     Notes to Consolidated Financial Statements (Unaudited)..........  6

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...............................  8

PART II.  OTHER INFORMATION, AS APPLICABLE........................... 15

SIGNATURES........................................................... 16

RELIANCE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                     Quarter Ended          Six Months Ended
                                                           June 30                   June 30
                                                   1994       1993         1994         1993
- - --------------------------------------------------------------------------------------------
(In thousands)
Revenues:
Premiums earned..............................  $734,588   $634,405   $1,420,473   $1,184,433
Net investment income........................    64,603     63,922      127,253      129,256
Gain on sales of investments.................     1,672     35,049        5,309       70,631
Other........................................    37,109     29,699       68,584       56,819
                                               --------   --------   ----------   ----------
                                                837,972    763,075    1,621,619    1,441,139
                                               --------   --------   ----------   ----------
Claims and expenses:
Policy claims and settlement expenses........   360,735    338,648      729,309      636,504
Policy acquisition costs.....................    98,043     85,288      201,216      166,692
Other insurance expenses.....................   286,419    231,870      542,050      445,988
Other........................................    37,199     28,950       69,479       57,062
                                               --------   --------   ----------   ----------
                                                782,396    684,756    1,542,054    1,306,246
                                               --------   --------   ----------   ----------
Income before income taxes and
     equity in investee company..............    55,576     78,319       79,565      134,893
Provision for income taxes...................   (15,312)   (31,364)     (22,472)     (51,731)
Equity in investee company...................     2,505      4,972        4,790        6,472
                                               --------   --------   ----------   ----------

Income before cumulative effect of change in
       accounting for income taxes...........    42,769     51,927       61,883       89,634

Cumulative effect of change in accounting for
    income taxes.............................         -          -            -       24,335
                                               --------   --------   ----------   ----------
Net income...................................  $ 42,769   $ 51,927   $   61,883   $  113,969
                                               ========   ========   ==========   ==========

See notes to consolidated financial statements

RELIANCE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                          June 30  December 31
ASSETS                                                                       1994         1993
- - ----------------------------------------------------------------------------------------------
(Dollars in thousands, except per-share amounts)
Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $1,019,492 and $973,113)......................  $1,102,654   $  936,643
     Fixed maturities available for sale - at quoted market
        (cost $1,910,498  and $1,856,969)............................   1,847,203    1,944,099
     Equity securities - at quoted market (cost $465,202
        and $458,217)................................................     518,741      547,173
     Short-term investments..........................................     185,350      372,507
Cash.................................................................      48,808       61,897
Premiums receivable..................................................   1,125,592      963,570
Other accounts and notes receivable..................................     140,102      124,902
Reinsurance recoverables.............................................   2,798,512    2,573,688
Federal and foreign income taxes, principally deferred taxes.........     170,357      129,149
Investments in real estate - at cost, less accumulated depreciation..     281,749      277,326
Investment in investee company.......................................     154,267      157,016
Deferred policy acquisition costs....................................     184,294      178,129
Other assets.........................................................     294,857      302,298
                                                                       ----------   ----------
                                                                       $8,852,486   $8,568,397
                                                                       ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ----------------------------------------------------------------------------------------------

Unearned premiums....................................................  $1,299,990   $1,276,331
Unpaid claims and related expenses...................................   5,562,709    5,253,137
Accounts payable and accrued expenses................................     593,184      613,816
Reinsurance ceded premiums payable...................................     304,020      206,373
Term loans and short-term debt.......................................      19,685       20,373
                                                                       ----------   ----------
                                                                        7,779,588    7,370,030
                                                                       ----------   ----------
Contingencies and commitments

Preferred shareholders' equity:
   Redeemable preferred stock, par value $1 per share, 4,000,000 shares authorized, 940,725 and 1,075,114 shares issued
     and outstanding - at redemption value...........................      23,517       26,877
                                                                       ----------   ----------
Common shareholder's equity:
     Common stock, par value $1 per share, 60,000,000 shares
        authorized, 44,586,703 shares issued and outstanding.........      44,587       44,587
     Additional paid-in capital......................................     693,140      692,237
     Retained earnings...............................................     340,114      335,374
     Net unrealized gain (loss) on investments.......................     (11,132)     115,023
     Net unrealized loss on foreign currency translation.............     (17,328)     (15,731)
                                                                       ----------   ----------
                                                                        1,049,381    1,171,490
                                                                       ----------   ----------
                                                                       $8,852,486   $8,568,397
                                                                       ==========   ==========

See notes to consolidated financial statements

RELIANCE INSURANCE COMPANY  AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                           Net
                                                                                    Unrealized
                                                                              Net      Loss on
                                             Additional                Unrealized      Foreign         Common
                                     Common     Paid-In  Retained  Gain (Loss) on     Currency  Shareholder's
                                      Stock     Capital  Earnings     Investments  Translation         Equity
- - -------------------------------------------------------------------------------------------------------------
(In thousands)
Balance, December 31, 1993.......   $44,587    $692,237  $335,374       $ 115,023     $(15,731)    $1,171,490

Capital contribution.............                 1,589                                                 1,589

Transactions of investee
     company ....................                  (686)                   (2,863)                     (3,549)

Net income.......................                          61,883                                      61,883

Dividends:
     Preferred stock.............                          (1,410)                                     (1,410)
     Common stock................                         (55,733)                                    (55,733)

Depreciation after deferred
     income taxes................                                        (123,292)                   (123,292)

Foreign currency translation.....                                                       (1,597)        (1,597)
                                    -------    --------  --------       ---------     --------     ----------
Balance, June 30, 1994...........   $44,587    $693,140  $340,114       $ (11,132)    $(17,328)    $1,049,381
                                    =======    ========  ========       =========     ========     ==========

See notes to consolidated financial statements

RELIANCE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30                                      1994         1993
- - -------------------------------------------------------------------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES...................  $  86,680    $  18,508
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of fixed maturities available for sale...........    211,368      216,223
Sales of fixed maturities held for investment..........     15,111            -
Redemptions of fixed maturities available for sale.....     34,929       64,544
Redemptions of fixed maturities held for investment....     12,870       88,476
Sales of equity securities.............................    138,735      394,659
Sales of short-term investments - net..................    192,585      301,532
Purchases of fixed maturities available for sale.......   (312,912)    (378,975)
Purchases of fixed maturities held for investment......   (201,984)    (283,316)
Purchases of equity securities.........................   (107,576)    (333,502)
Other - net............................................    (21,704)     (26,652)
                                                         ---------    ---------

                                                           (38,578)      42,989
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in term loans and short-term debt - net.......       (688)         (88)
Dividends..............................................    (57,143)     (81,936)
Redemption of redeemable preferred stock...............     (3,360)      (3,360)
                                                         ---------    ---------

                                                           (61,191)     (85,384)
                                                         ---------    ---------

Decrease in cash.......................................    (13,089)     (23,887)
Cash, beginning of period..............................     61,897       58,937
                                                         ---------    ---------

Cash, end of period....................................  $  48,808    $  35,050
                                                         =========    =========

See notes to consolidated financial statements

  RELIANCE INSURANCE COMPANY AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  ==============================================================================

  1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at June 30, 1994, and the results of operations, changes in common shareholder's equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

  For a summary of significant accounting policies (which have not changed from December 31, 1993) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  2.  REDEMPTION OF REDEEMABLE PREFERRED STOCK

  In the second quarter of 1994, the Company redeemed 134,389 shares in accordance with the mandatory redemption provisions.

  3.  EQUITY IN INVESTEE COMPANY

  Equity income in Zenith National Insurance Corp. was $2.5 million and $4.8 million for the second quarter and first six months of 1994 compared to equity income of $5.0 million and $6.5 million in the corresponding 1993 periods.

  Summarized financial information for Zenith National Insurance Corp. is as follows:


Six Months Ended June 30                       1994      1993
- - ----------------------------------------------------------------
(In thousands, except per-share amounts)

Revenues..................................  $289,577   $292,790
Income before income taxes................    28,751     35,462
Net income................................    19,100     27,700
Net income per share......................      1.00       1.44

  4.  REINSURANCE

  The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                                                   Six Months Ended June 30
                                     ---------------------------------------------------
                                               1994                        1993
                                     ---------------------------------------------------
                                       Premiums     Premiums      Premiums      Premiums
                                        Written       Earned       Written        Earned
                                     ----------   ----------    ----------    ----------
               Direct..............  $1,360,423   $1,337,567    $1,286,035    $1,275,997
               Assumed.............     178,592      180,076       157,926       154,570
               Ceded...............    (568,787)    (579,413)     (557,345)     (654,667)
                                     ----------   ----------    ----------    ----------
               Net Premiums........  $  970,228   $  938,230    $  886,616    $  775,900
                                     ==========   ==========    ==========    ==========

  The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                      Six Months Ended
                                                           June 30
                                                   -----------------------
                                                       1994        1993
                                                   ----------   ----------

Gross......................................        $1,104,732   $1,243,308
Reinsurance recoveries.....................          (418,363)    (642,991)
                                                   ----------   ----------
Net policy claims and settlement expenses..        $  686,369   $  600,317
                                                   ==========   ==========

  5.     ADOPTION OF NEW  ACCOUNTING STANDARD

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The adoption of this Statement had no material effect on the Company's consolidated financial statements.

  RELIANCE INSURANCE COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

  ==============================================================================

  OVERVIEW

  Net income in the second quarter and first six months of 1994 was $42.8 million and $61.9 million compared to $51.9 million and $114.0 million in the corresponding 1993 periods. Net income for the first six months of 1993 included income of $24.3 million resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The decline in net income in 1994 also reflects substantially lower realized gains from sales of investments, which were $1.7 million and $5.3 million in the second quarter and first six months of 1994 compared to $35.0 million and $70.6 million in the corresponding 1993 periods. The lower levels of realized gains were partially offset by improved underwriting results in property and casualty insurance.

  PROPERTY AND CASUALTY INSURANCE OPERATIONS

  Net premiums written, net premiums earned and underwriting results were as follows (in thousands):


                                                                         QUARTER ENDED JUNE 30
                      -------------------------------------------------------------------------
                                                      1994                                1993
                      -------------------------------------------------------------------------
                             Net        Net                       Net       Net
                        Premiums   Premiums   Underwriting   Premiums  Premiums    Underwriting
                        Written     Earned     Gain(Loss)    Written    Earned      Gain(Loss)

                      -------------------------------------  ----------------------------------
Standard Commercial      $328,615   $321,374      $(18,450)  $301,655    $290,815      $(40,202)

Specialty Commercial      145,255    156,202         1,800    124,419     121,578         5,687
                      -------------------------------------  ----------------------------------
                         $473,870   $477,576      $(16,650)  $426,074    $412,393      $(34,515)
                      =====================================  ==================================

                                                                       SIX MONTHS ENDED JUNE 30
                      -------------------------------------------------------------------------
                                                      1994                                 1993
                      -------------------------------------------------------------------------
                             Net        Net                       Net       Net
                        Premiums   Premiums   Underwriting   Premiums  Premiums    Underwriting
                        Written    Earned     Gain(Loss)     Written   Earned      Gain(Loss)
                      -------------------------------------  ----------------------------------
Standard Commercial      $682,334   $642,892      $(61,458)  $630,215    $528,793      $(91,119)

Specialty Commercial      287,894    295,338           445    256,401     247,107        12,459
                      -------------------------------------  ----------------------------------
                         $970,228   $938,230      $(61,013)  $886,616    $775,900      $(78,660)
                      =====================================  ==================================

  Net premiums written in the second quarter and first six months of 1993 were reduced by $17.7 million and $57.5 million, and net premiums earned were reduced by $63.0 million and $148.5 million, for premiums ceded under quota share treaties which were not renewed in 1993. These ceded premiums were primarily classified in standard commercial lines. The increase in specialty commercial net premiums written during 1994 resulted from higher general liability premiums, including financial coverages, and growth in surety premiums.

  Underwriting results during 1994 for standard commercial lines have benefitted from improved loss experience particularly in commercial automobile and commercial multiple peril lines of business, partially offset by higher catastrophe losses. The improved underwriting results also reflect continued lower losses from involuntary pools which declined to $3.3 million and $9.2 million in the second quarter and first six months of 1994 compared to $7.4 million and $18.2 million in the corresponding 1993 periods. The underwriting results in specialty commercial lines remain strong. The decline in specialty commercial underwriting profits during 1994 reflects higher loss experience in certain general liability lines and higher catastrophe losses in assumed
  reinsurance, partially offset by improved results in surety lines.   The cost
  of catastrophes for both standard commercial and specialty commercial lines in the second quarter and first six months of 1994 were $6.7 million and $35.4 million, arising primarily from the January 1994 California earthquake and severe winter storms. Catastrophe losses in the corresponding 1993 periods were $2.1 million and $19.6 million. Gross catastrophe losses, before reinsurance, were $95.0 million during the first six months of 1994 compared to $61.0 million in the corresponding 1993 period. The combined ratio (calculated on a GAAP basis), after policyholders' dividends, was 103.0% and 106.1% for the second quarter and first six months of 1994 compared to 108.1% and 110.0% in the corresponding 1993 periods. Excluding the effects of catastrophes, the combined ratios were 101.6% and 102.3% in the second quarter and first six months of 1994 compared to 107.6% and 107.5% in the corresponding 1993 periods.

  In 1989, the California Department of Insurance notified United Pacific Insurance Company, one of the Company's California subsidiaries, which writes business in California, that under Proposition 103, profits generated by current rates exceeded the Department's rates for a fair and reasonable return by approximately $10.0 million. Since then, there have been several administrative hearings on rate rollback and several different regulations
  issued.    In February 1993, a Los Angeles Superior Court declared several sections of the regulations invalid and enjoined the enforcement of the regulations. In June 1993, the California Supreme Court agreed to hear the appeal from this decision. The regulations, if ultimately adopted and upheld, could result in the Company having to make a refund to policyholders possibly in excess of the amount specified in the Department's 1989 notice. The Company believes that even after considering investment income, total returns in California have been less than what would be considered "fair." The Company will contest vigorously any unreasonable premium rollback determination by the California Insurance Department. Accordingly, the Company believes that it is probable that its premium revenues will not be subject to a refund which would have a material effect on the consolidated financial statements of the Company.

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

  PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

  Net investment income of the property and casualty insurance operations was $58.1 million and $114.1 million in the second quarter and first half of 1994 compared to $58.0 million and $117.5 million in the corresponding 1993 periods. Net investment income in 1994 benefitted from growth in the size of the average fixed maturity investment portfolio reflecting the reinvestment of proceeds from sales of equity securities. These benefits, however, have been offset by lower yields in the fixed maturity investment portfolio.

  Gains on sales of investments were $1.5 million and $4.7 million in the second quarter and first six months of 1994 compared to $32.9 million and $67.2 million in the corresponding 1993 periods. Gains on sales of investments during the 1993 periods primarily resulted from sales of convertible preferred and common stocks.


  TITLE INSURANCE OPERATIONS

  Premiums and fees increased in the second quarter and first six months of 1994 to $257.0 million and $482.2 million from $222.0 million and $408.5 million in the corresponding 1993 periods. The growth in premiums and fees resulted from
  an increase in lower margin agency premiums.   The growth in agency premiums
  during 1994 was partially offset by a decline in premiums from direct operations in the second quarter of 1994 reflecting lower levels of residential refinancing activity. As a result of increased mortgage interest rates, the Company does not foresee residential refinancing activity increasing in the near future. Accordingly, the Company expects its premiums from direct operations in 1994 to be lower than those of the prior year. The increase in premiums from agency operations during the second quarter of 1994 resulted from the typical reporting lag of 60-90 days and reflect the strong first quarter market conditions, prior to the increase in mortgage interest rates.

  Agency commissions represent the portion of premiums retained by agents pursuant to the terms of their agency contracts and are the title insurance operations' single largest expense. Agency commissions were $142.0 million and $253.8 million in the second quarter and first six months of 1994 compared to $102.7 million and $199.2 million in the corresponding 1993 periods.
  Agency commissions increased during 1994 reflecting the higher level of premiums from agency operations. Other expenses of the title insurance operations include personnel costs relating to marketing activities, title searches, information gathering on specific properties and preparation of insurance policies, as well as costs associated with the maintenance of title plants. Other expenses increased to $88.1 million and $180.0 million in the second quarter and first six months of 1994 from $87.2 million and $161.7 million in the corresponding 1993 periods. In order to reduce title insurance operating expenses, the Company has instituted various cost control measures, including staff reductions. The expense ratio of the title insurance operations (which includes agency commissions) increased to 89.5% and 89.9% in the second quarter and first six months of 1994 from 85.5% and 88.3% in the corresponding 1993 periods resulting from increased agency commissions and the decline in premiums from direct operations. The provision for claim losses increased to $22.7 million and $42.9 million in the second quarter and first six months of 1994 from $19.6 million and $36.2 million in the corresponding 1993 periods, reflecting premium growth.


  INVESTMENT PORTFOLIO

  At June 30, 1994, the Company's investment portfolio aggregated $3.66 billion (at cost), of which 13% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. At June 30, 1994, no one issuer comprised more than 2.5% of the fixed maturity and short-term investment portfolio. Furthermore, the Company holds virtually no investments in commercial real estate mortgages in its investment portfolio. Purchases of fixed maturity securities are researched individually based on in-depth analysis and objective predetermined investment criteria and the portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

  The Company invests primarily in investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At June 30, 1994, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $388.4 million (12% of the fixed income portfolio) and $136.0 million (4% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade securities are classified as "available for sale" and, accordingly, are carried at quoted market value.


  OTHER OPERATIONS

  The Company's consulting and technical services operations provide services in the information technology and energy and environmental fields. Revenues for these operations were $37.1 million and $68.6 million in the three-month and six-month periods ended June 30, 1994, compared to $29.7 million and $56.8 million in the corresponding 1993 periods. The increase in revenues during 1994 reflects growth in the information technology business. Operating expenses incurred by these operations were $35.4 million and $66.1 million in the three-month and six-month periods ended June 30, 1994, compared to $28.4 million and $54.6 million in the corresponding 1993 periods. Revenues and expenses of these operations are included in other revenues and other expenses in the accompanying statement of income.

  At June 30, 1994, the Company's real estate holdings had a carrying value of $281.7 million, which includes 11 shopping centers with an aggregate carrying value of $135.2 million, office buildings and other commercial properties, with an aggregate carrying value of $91.5 million, and undeveloped land with a carrying value of $55.0 million.

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

  There is no assurance that Reliance Insurance Company will meet the tests in effect from time to time under Pennsylvania or California law for the payment of dividends without prior Insurance Department approvals or that any requested approvals will be obtained. However, Reliance Insurance Company has been advised by the California Insurance Department that any required prior approval will be based on the financial stability of the Company. Reliance Insurance Company has also been advised by the Pennsylvania Insurance Department that any required prior approval will be based upon a solvency standard and will not be unreasonably withheld.

  Total common and preferred stock dividends paid by Reliance Insurance Company during the first six months of 1994 were $57.1 million ($55.7 million for common stock). During 1994, $126.8 million would be available for dividend payments by Reliance Insurance Company based upon the new dividend test under Pennsylvania Law.

  For the six months ended June 30, 1994, the Company generated $86.7 million of cash flow from operating activities compared to $18.5 million in the corresponding 1993 period. The improvement in operating cash flow reflects an increase in reinsurance ceded premiums payable and $11.9 million of state and local tax refunds received in the first six months of 1994. In the corresponding 1993 period, the Company made state and local tax payments of $30.0 million related to the sale of Frank B. Hall & Co. Inc. Cash flow from operating activities is traditionally lower during the first half of the year, reflecting payments of certain expenses, such as premium taxes and contingent commissions, which are accrued in the previous year.

  The Company utilized $38.6 million of cash flow from investing activities for the six months ended June 30, 1994. For the six months ended June 30, 1993, the Company generated $43.0 million of cash flow from investing activities. Net purchases of marketable securities utilized cash flow of $16.9 million in the six-month period ended June 30, 1994 while net sales of marketable securities generated $69.6 million of cash flow in the corresponding 1993 period. During the first six months of 1994, the Company sold $15.1 million of fixed maturity investments classified as held for investment. These sales were in response to a significant deterioration in the issuers' creditworthiness.

  The Company utilized $61.2 million and $85.4 million of cash flow from financing activities for the six months ended June 30, 1994 and 1993, respectively. Cash was utilized principally to pay common and preferred stock dividends.

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

  Maintaining appropriate levels of statutory surplus is considered important by the Company's management , state insurance regulatory authorities, and the agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory capital and surplus could result in increased scrutiny or, in some cases, action taken by state regulatory authorities and/or downgrades in an insurer's ratings.

  RELIANCE INSURANCE COMPANY AND SUBSIDIARIES

  PART II.  OTHER INFORMATION

  ------------------------------------------------------------------------------

  Item 4.  Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

           On May 31, 1994, at the annual meeting of stockholders of the Company, the stockholders elected the following fifteen directors:
           Saul P. Steinberg, Robert M. Steinberg, George R. Baker, George E. Bello, Carter Burden, Dennis A. Busti, Dean W. Case, Lowell C. Freiberg, Thomas P. Gerrity, Jewell Jackson McCabe, Irving Schneider, Bernard L. Schwartz, Richard E. Snyder, Thomas J. Stanton, Jr. and James E. Yacobucci. The number of votes cast for each director was 44,586,703, with no votes withheld.

  Item 6.  Exhibits and Reports on Form 8-K.
           --------------------------------

     (a)   Exhibits.
           --------

           None.

     (b)   Reports on Form 8-K.
           -------------------

           No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                  SIGNATURES
                                  ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    RELIANCE INSURANCE COMPANY
                                                    ----------------------------
                                                              (Registrant)


  Date:  August 12, 1994                            /s/ Jerome H. Carr
         ---------------                            ----------------------------
                                                    Jerome H. Carr
                                                    Senior Vice President
                                                    and Chief Financial Officer