Form 10-K405/A
period 1994-12-31
RELIANCE INSURANCE CO
filed 1995-04-28
CIK 83053

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                               Amendement No. 1

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                    ON WHICH REGISTERED
- -------------------------------------------    ----------------------------
$2.68 Series A Cumulative Preferred Stock,
              $1.00 Par Value                  Philadelphia Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     The registrant meets the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and is therefore filing this Form with reduced disclosure as permitted thereunder.

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

     As of March 15, 1995, 934,943 shares of Preferred Stock of Reliance Insurance Company having a market value of $24,191,650 were held by nonaffiliates of Reliance Insurance Company. The Preferred Stock was redeemed by Reliance Insurance effective April 28, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE:
        (1) Reliance Insurance Company 1994 Annual Report--Parts I, II and IV.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The purpose of this Amendment No. 1 on Form 10-K/A is to reflect that the registrant meets the requirements for reduced disclosure permitted by General Instructions J(1)(a) and (b) of Form 10-K. This Amendment also reflects that Exhibit 28.1 is being incorporated by reference from Reliance Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.

                                   PART III

      Items 10 (information concerning the executive officers of the Company was provided in Part I of the Form 10-K to which this Form 10-K/A, Amendment No. 1 relates), 11, 12 and 13, which comprise Part III, are not required pursuant to the reduced disclosure requirements applicable to this Form 10-K.

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

 **+10.5    1994 Management Incentive Plan of Reliance Insurance Company.

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



- ------------------
 * Neither Reliance Insurance Company nor its subsidiaries is a party to any instrument relating to long-term debt under which the securities authorized exceed 10% of the total consolidated assets of Reliance Insurance Company and its subsidiaries. Copies of instruments relating to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.

** Previously filed with the Form 10-K to which this Form 10-K/A, Amendment
   No. 1, relates.

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

 **+10.14   Reliance National Risk Specialists 1994 Key Management Incentive Plan.

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

- ------------------
 + Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).
** Previously filed with the Form 10-K to which this Form 10-K/A, Amendment
   No. 1, relates.

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

  **13.1    Reliance Insurance Group 1994 Annual Report.

  **21.1    List of Subsidiaries of Reliance Insurance Company.

  **27.1    Financial Data Schedule.

  ++28.1    Schedule P from the statutory reports of the Reliance Property and Casualty Companies (incorporated by reference to
            Exhibit 28.1 to Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1994).

- ------------------
++ Schedule P from the statutory reports of Zenith National Insurance Corp.,

   34.7% of the outstanding common stock of which is owned by the Company, is omitted herefrom as such Schedule P is filed directly with the Securities and Exchange Commission.

** Previously filed with the Form 10-K to which this Form 10-K/A, Amendment
   No. 1, relates.

(B) REPORTS ON FORM 8-K

     During the last quarter of the period for which this report is filed, the Company filed a Report on Form 8-K, dated (date of earliest event reported) November 28, 1994, reporting an Item 5 matter regarding an order of the insurance commissioner of California.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 28TH DAY OF APRIL, 1995.

                                          RELIANCE INSURANCE COMPANY

                                          By:         ROBERT M. STEINBERG
                                              ----------------------------------
                                                    ROBERT M. STEINBERG
                                                    CHAIRMAN OF THE BOARD
                                                 AND CHIEF EXECUTIVE OFFICER

                           RELIANCE INSURANCE COMPANY

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER
- ----------
     3.1    Charter of Reliance Insurance Company, as amended (incorporated by reference to Exhibit 3.1 to
            Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1988).

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

 **+10.5    1994 Management Incentive Plan of Reliance Insurance Company.

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

- ------------------
* Neither Reliance Insurance Company nor its subsidiaries is a party to any instrument relating to long-term debt under which the securities authorized exceed 10% of the total consolidated assets of Reliance Insurance Company and its subsidiaries. Copies of instruments relating to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.
** Previously filed with the Form 10-K to which this Form 10-K/A, Amendment
   No. 1, relates.
+ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

 EXHIBIT
  NUMBER
- ----------
   +10.10   First Amendment, dated as of March 31, 1994, to Employment Agreement, dated as of January 1, 1994, between Reliance Insurance Company and Robert M. Steinberg (incorporated by reference to Exhibit
            10.2 to Reliance Insurance Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
            1994).

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

 **+10.14   Reliance National Risk Specialists 1994 Key Management Incentive Plan.

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

- ------------------
** Previously filed with the Form 10-K to which this Form 10-K/A, Amendment
   No. 1, relates.

 + Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

 EXHIBIT
  NUMBER
- ----------
    10.23   Settlement Agreement and Release, dated June 2, 1989, between James P. Corcoran, Superintendent of
            Insurance of the State of New York, as Liquidator of Union Indemnity Insurance Company of New
            York, Inc. and Hall (now known as Prometheus Funding Corp.) (incorporated herein by reference to
            Exhibit 10.01 to Frank B. Hall & Co. Inc.'s report on Form 10-Q for the Quarter ended June 30,
            1989).

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

  **13.1    Reliance Insurance Group 1994 Annual Report.

  **21.1    List of Subsidiaries of Reliance Insurance Company.

  **27.1    Financial Data Schedule.

  ++28.1 Schedule P from the statutory reports of the Reliance Property and Casualty Companies (incorporated by reference to Exhibit 28.1 to
            Reliance Group Holdings' Annual Report on Form 10-K for the year ended
            December 31, 1994).

- ------------------
++ Schedule P from the statutory reports of Zenith National Insurance Corp.,
   34.7% of the outstanding common stock of which is owned by the Company, is omitted herefrom as such Schedule P is filed directly with the Securities and Exchange Commission.
** Previously filed with the Form 10-K to which this Form 10-K/A, Amendment
   No. 1, relates.